Form 10QSB
period 2002-09-30
MEELICK ACQUISITION CORP
filed 2002-11-15
CIK 1106647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number 0-29527

                         MEELICK ACQUISITION CORPORATION
---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                33-0889201
  (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


4985 Algonquin Trail, Nashville, Tennessee 37013
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (615) 568-9291
                                  --------------
                           (Issuer's telephone number)


            2600 Michelson Dr., Ste. 490, Irvine, CA 92612
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

As of November 11, 2002, the Company had 2,500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                          Yes                 No    X
                             -------             -------

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

          Condensed Balance Sheet at September 30, 2002 (unaudited)            3

          Condensed Statements of Operations for the Quarter Ended
                September 30, 2001 and 2002 (unaudited)                        4

          Condensed Statements of Operations for the Nine Months
                Ended September 30, 2001 and 2002 (unaudited)                  5

          Condensed Statements of Cash Flows for the Nine Months
                Ended September 30, 2001 and 2002 (unaudited)                  6

          Notes to Condensed Financial Statements (unaudited)                  7

Item 2.   Management's Discussion and Analysis or Plan of Operation            8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 2.   Changes in Securities                                                9

Item 3.   Defaults Upon Senior Securities                                      9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

Item 5.   Other Information                                                    9

Item 6.   Exhibits and Reports on Form 8-K                                     9

Signatures                                                                    10

                         MEELICK ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

                                     ASSETS

TOTAL ASSETS                                                          $       -
                                                                      ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                     $       -
                                                                      ----------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             5,067
   Deficit accumulated during the development stage                      (5,567)
                                                                      ----------

      NET SHAREHOLDERS' EQUITY                                                -
                                                                      ----------

                                                                      $       -
                                                                      ==========


                         MEELICK ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                             CUMULATIVE
                                                                THREE MONTHS               FROM INCEPTION
                                                              ENDED SEPTEMBER 30,         (APRIL 21, 1997)
                                                       -------------------------------    TO SEPTEMBER 30,
                                                            2001              2002             2002
                                                       -------------     -------------     -------------
COSTS AND EXPENSES:

  General and administrative expenses                  $        200      $        175      $      5,567
                                                       -------------     -------------     -------------


NET LOSS                                               $       (200)     $       (175)     $     (5,567)
                                                       =============     =============     =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE            $          -      $          -
                                                       =============     =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                        500,000           500,000
                                                       =============     =============


                         MEELICK ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             CUMULATIVE
                                                                NINE MONTHS               FROM INCEPTION
                                                             ENDED SEPTEMBER 30,         (APRIL 21, 1997)
                                                       -------------------------------    TO SEPTEMBER 30,
                                                            2001             2002              2002
                                                       -------------     -------------     -------------
COSTS AND EXPENSES:

  General and administrative expenses                  $      1,065      $      2,226      $      5,567
                                                       -------------     -------------     -------------


NET LOSS                                               $     (1,065)     $     (2,226)     $     (5,567)
                                                       =============     =============     =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE            $          -      $          -
                                                       =============     =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                        500,000           500,000
                                                       =============     =============


                         MEELICK ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         CUMULATIVE
                                                                 NINE MONTHS            FROM INCEPTION
                                                              ENDED SEPTEMBER 30,      (APRIL 21, 1997)
                                                         ----------------------------  TO SEPTEMBER 30,
                                                              2001          2002           2002
                                                         -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $     (1,065)  $     (2,226)  $     (5,567)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                   -              -              -
                                                         -------------  -------------  -------------

    Net cash used by operating activities                      (1,065)        (2,226)        (5,567)
                                                         -------------  -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES                                -              -              -
                                                         -------------  -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                          -              -            500
  Capital contributions                                         1,065          2,226          5,067
                                                         -------------  -------------  -------------

    Net cash provided by financing activities                   1,065          2,226          5,567
                                                         -------------  -------------  -------------

Net increase (decrease) in cash                                     -              -              -
                                                         -------------  -------------  -------------

CASH, BEGINNING OF PERIOD                                           -              -              -
                                                         -------------  -------------  -------------

CASH, END OF PERIOD                                      $          -   $          -   $          -
                                                         =============  =============  =============

                         MEELICK ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Meelick Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

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

NOTE C - SUBSEQUENT EVENT
-------------------------

      Effective October 2, 2002, the Company agreed to issue 2,000,000 shares of its common stock for 100% of the capital stock of Mirkat Media, Inc., a Tennessee corporation engaged in the development, production, marketing, and syndication of television programming and the distribution of recorded music and DVDs. It is anticipated that this Reorganization will be accounted for as a reverse merger.

                         MEELICK ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


      Item 2.      Plan of Operation

      The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of September 30, 2002 the Company had no assets or liabilities. Following the October 2, 2002 Reorganization described in Note C above, management believes that the Company will require additional capital over the next 12 months in order to execute its business plan. The Company expects to acquire such additional funds from the capital markets; however, there is no assurance that management will be successful in obtaining the necessary capital.

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

      Item 6.     Exhibits and Reports on Form 8-K

                  Exhibits

                  None

                  Reports on Form 8-K
                  -------------------

                  Filed as of October 2, 2002, to report a Change in Control of Registrant

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEELICK ACQUISITION CORPORATION

                                                 By:  /s/ Keith Dressel
                                                    ------------------------
                                                          Keith Dressel
                                                     Chief Executive Officer
      Dated: November 11, 2002