Form 10KSB
period 2002-12-31
MEELICK ACQUISITION CORP
filed 2003-04-15
CIK 1106647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                        Commission file Number 000-29527

                            MEELICK ACQUISITION CORP.
                            -------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                             33-0889201
------------------------                              -------------------------
(State of incorporation)                              (I.R.S. Employer Id. No.)

                      4985 Algonquin Trail, Antioch, Tennessee 37013
                  ----------------------------------------------------
                           (Address or principal executive offices)

         Issuer's telephone number (336) 357-3262

         Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

         Securities to be registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.001 par value
                           -----------------------------
                                    (Title of class)

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

         As of March 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 3,093,660.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Meelick Acquisition Corp., a Delaware corporation ("MAC"), was incorporated as a blank check company on April 21, 1997. MAC did not engage in business and had no revenues or significant assets. MAC was formed to attempt to acquire an equity interest in or assets of an operating business, and then listing its securities on an electronic stock exchange.

Effective October 2, 2002, MAC entered into a reverse merger agreement with Mirkat Media, Inc. ("MMI") whereby MAC issued 2,000,000 shares of its common stock for all the outstanding capital stock of MMI. MMI was incorporated in Tennessee on September 25, 2002 with minimal capital. MMI has had no significant operations to date. MMI intends to provide entertainment oriented media services. MMI is currently finalizing its business plan and exploring ways to raise the capital necessary to implement such plan. After the reverse merger, 2,500,000 shares of common stock were outstanding. For accounting purposes, this transaction was treated as a recapitalization with MAC the legal acquirer and MMI the accounting acquirer. Pro forma financial statements are not presented because MAC had no assets, liabilities or operations prior to the reverse merger. The audited financial statements included herein are those of MMI. As soon as practicable, MAC intends to file for a change of name to Mirkat Media, Inc. Immediately after the merger, Keith Dressel, Michael Mills, Doug Lexa and John Furlow Jr. were appointed directors and Danilo Cacciamatta, MAC's sole officer and director, resigned his positions. Keith Dressel was named Chief Executive Officer and acting Chief Financial Officer.

EMPLOYEES

The Company has no employees at the present time.

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

2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company has minimal assets and no revenues or operations. Management is finalizing the Company's business plan. In order to execute its plan, the Company will have to attempt to raise significant capital. There is no assurance that management will be successful in these endeavors. The report of the Company's independent auditors on the Company's 2002 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures and execute its business plan, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

3. PREFERRED STOCK. The Company is authorized to issued 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provision, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power and other rights of the holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate actions.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's offices are currently located at 4985 Algonquin Trail, Antioch, Tennessee 37013, in the home of Keith Dressel, the Chief Executive Officer, until such time as the Company will have sufficient capital to enter into a more permanent arrangement in a suitable office building.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

As of March 31, 2003, there was no public market for the securities of the Company.

As of March 31, 2003, there were approximately 50 record holders of the Company's Common Stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

The Company has no equity compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has incurred general and administrative expenses of $18,211 from inception through December 31, 2002. As of December 31, 2002, the Company had no significant assets or liabilities.
The Company's plan of operation over the next 12 months is to finalize its business plan and to attempt to raise the capital necessary to implement it.

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

ITEM 7.  FINANCIAL STATEMENTS

                           MEELICK ACQUISITION CORP.
                          (A development stage company)

                              FINANCIAL STATEMENTS

                                December 31, 2002

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.............................................F-1

Balance Sheet............................................................F-2

Statements of Operations.................................................F-3

Statements of Stockholders' Equity.......................................F-4

Statements of Cash Flows.................................................F-5

Notes to Financial Statements............................................F-6

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Meelick Acquisition Corp.

We have audited the accompanying balance sheet of Meelick Acquisition Corp.(a development stage company) (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from inception (September 25, 2002) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meelick Acquisition Corp. as of December 31, 2002, and the results of its operations and cash flows for the period from inception (September 25, 2002) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company needs additional capital infusion in order to execute its business plan and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/HUNTER, ATKINS & RUSSELL, PLC

Oklahoma City, Oklahoma
March 24, 2003

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
     Cash                                                     $           39
                                                              --------------
                          Total current assets                            39

PROPERTY AND EQUIPMENT, net                                              950
                                                              --------------

                                                              $          989
                                                              ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $            -
                                                              --------------
                          Total liabilities                                -
                                                              --------------

STOCKHOLDERS' EQUITY
     Preferred stock - par value $0.001;
        10,000,000 shares authorized;
        0 shares issued and outstanding                                    -
     Common stock - par value $0.001;
        20,000,000 shares authorized;
        2,536,800 shares issued and outstanding                        2,537
     Additional paid-in capital                                       16,663
    Deficit accumulated during development stage              $      (18,211)
                                                              ---------------
                   Total Stockholders' Equity                            989
                                                              ---------------

                                                              $          989
                                                              ===============

                        See notes to financial statements

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FROM INCEPTION, SEPTEMBER 25, 2002 TO DECEMBER 31, 2002

EXPENSES
  General and administrative                                        $   (18,211)
                                                                    ------------

                                     Operating loss                     (18,211)

Income tax provision/benefit                                                  0
                                                                    ------------

                                     Net Loss                       $   (18,211)
                                                                    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                         $     (0.01)
                                                                    ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                 2,512,000
                                                                    ============

                        See notes to financial statements


                                                MEELICK ACQUISITION CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FROM INCEPTION, SEPTEMBER 25, 2002 TO DECEMBER 31, 2002

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                           Common Stock                              During
                                                                       --------------------        Paid-in         Development
                                                 Date                  Shares       Amount         Capital            Stage
                                                 -----                 -------      -------        --------           -----
Issuance of common stock to
     founders ($0.005/share)              September 26, 2002          2,000,000    $  2,000     $   8,000        $        -

Issuance of common stock for
     merger ($0.001/share)                 October 2, 2002              500,000         500          (500)

Sale of stock pursuant to Private
     Placement Memorandum dated
     November 30, 2002 ($.25/share)    Nov. 30 - Dec. 31, 2002           36,800          37         9,163

Net loss                                                                                                            (18,211)
                                                                    ------------------------------------------------------------

Balance, December 31, 2002                                            2,536,800    $  2,537     $  16,663        $  (18,211)
                                                                    ============================================================

                                            See notes to financial statements

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FROM INCEPTION, SEPTEMBER 25, 2002 TO DECEMBER 31, 2002

Cash flows from operating activities
     Net loss                                                        $ (18,211)

Adjustments to reconcile net loss to net cash
    used by operating activities:
          Issuance of stock for services                                10,000
          Depreciation and amortization                                     50
                                                                     ----------
          Net cash used by operating activities                         (8,161)
                                                                     ----------

Cash flows from investing activities
     Purchase of equipment                                              (1,000)
                                                                     ----------
          Net cash used by financing activities                         (1,000)
                                                                     ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                              9,200
                                                                     ----------
          Net cash provided by financing activities                      9,200
                                                                     ----------

Net increase in cash                                                        39

Cash at beginning of period                                                  0
                                                                     ----------

Cash at end of period                                                $      39
                                                                     ==========

Noncash Investing and Financing Activities
------------------------------------------
On September 26, 2002, the Company issued 2,000,000 shares of its common stock to the founders in exchange for services valued at $10,000. On October 2, 2002, the Company issued 500,000 shares of its common stock in conjunction with a merger.

Supplemental information:
-------------------------
There were no cash payments for income taxes and interest.

                        See notes to financial statements

                            MEELICK ACQUISITION CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

1.       BACKGROUND AND DESCRIPTION OF BUSINESS

         Mirkat Media, Inc. ("MMI") was incorporated in Tennessee on September 25, 2002. MMI's principal activity will be to provide entertainment oriented media services. Effective October 2, 2002, MMI entered into a reverse merger agreement with Meelick Acquisition Corp. (MAC) whereby MAC exchanged 2,000,000 shares of its common stock, par value $0.001, for 100% of the outstanding capital shares of MMI. These 2,000,000 shares of common stock represent 80% of the total shares outstanding post merger. For accounting purposes, this transaction was treated as a recapitalization with MAC the legal acquirer and MMI the accounting acquirer. As soon as practicable, MAC intends to file for a change of name to Mirkat Media, Inc. Pro forma financial statements are not presented because MAC had no assets, liabilities or operations prior to the reverse merger. MAC was incorporated in Delaware on April 27, 1997 for the purpose of acquiring an interest in a suitable operating business and subsequently listing its securities on an electronic exchange.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale, retirement, or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The Company depreciates property and equipment using the straight-line method over their estimated useful lives ranging from three to five years. Long-lived assets to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. Being a development stage company, the Company does not believe any of equipment is impaired.

         REVENUE RECOGNITION

         The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 101. Revenue will be recognized when merchandise will be shipped to a customer. Generally, the Company will extend credit to its customers/clients and would not require collateral. The Company will perform on-going credit evaluations of its customers/clients. The Company has not earned revenues since its inception.

         INCOME TAXES

         Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                            MEELICK ACQUISITION CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has no convertible shares or stock options; accordingly, basic net loss per share equals diluted net loss per share.

         STOCK-BASED COMPENSATION

         SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using APB 25, and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

         ACCOUNTING DEVELOPMENTS

         On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements, which make significant changes to the accounting for business combinations, goodwill, and intangible assets, had no impact on the Company's financial statements.

                            MEELICK ACQUISITION CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING DEVELOPMENTS (CONTINUED)

         SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 had no impact on the Company's financial statements.

         In May 2002, SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures

                            MEELICK ACQUISITION CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING DEVELOPMENTS (CONTINUED)

         in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations, cash flows or disclosures.

3.       PROPERTY AND EQUIPMENT

         Production equipment                                    $ 1,000
         Less accumulated depreciation                               (50)
                                                                 --------
                                                                 $   950

4.       STOCKHOLDERS' EQUITY

         During the period November 30, 2002 to December 31, 2002, the Company sold 36,800 shares of common stock for cash at $0.25 per share; no offering costs were incurred.

5.       INCOME TAXES

         No provision was made for income taxes since the Company has net operating loss carryforwards. At December 31, 2002, the Company had a net operating loss carryforward for federal tax purposes of $18,211. Differences between financial statement and tax losses consisting primarily of depreciation were immaterial at December 31, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The Company has deferred tax assets of $6,200 at December 31, 2002 relating to its net operating losses. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.

6.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had incurred cumulative losses of $18,211. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining adequate capital to actualize its development activities, secure contracts and achieve a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash from operations. However, there is no assurance that the Company will be able to implement its plan.

7.       SUBSEQUENT EVENT

         In February 2003, the Company entered into an agreement with Mansfield Television Distribution for national syndication of certain of the Company's television shows. The contract requires the Company to pay a

                            MEELICK ACQUISITION CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements

7.       SUBSEQUENT EVENT (CONTINUED)

         recoupable weekly fee of $2,500. Upon full recovery of all syndication costs, the Company would split syndication revenues with Mansfield on a 75/25 basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers of the Company with certain information regarding them:


                                                     SHARES OF COMMON STOCK  PERCENT OF COMMONM STOCK
NAME                   AGE   POSITION                  BENEFICIALLY OWNED       BENEFICIALLY OWNED
----                   ---   --------                  ------------------       ------------------
Keith Dressel           47   Chief Executive Officer,         1,700,000                 54.95%
                             President, Director

Michael Mills           35   Director                            25,000                  0.81%

John Furlow Jr.         46   Director                           175,000                  5.66%

Doug Lexa               55   Director                                  -                     -

All directors as a group (4 persons)                          1,900,000                 61.42%


Keith Dressel, 47, Founder, C.E.O, President and Chairman, has over 20 years experience in the music industry, and is the recipient of 26 Gold and 9 Platinum albums, and 85 Gold and/or Platinum singles. Mr. Dressel has discovered, signed, and/or marketed albums by numerous artists, including; Ed Roland (now the leader of Collective Soul, the only group in rock history to have attained the No. 1 Album of the Year three times, in 1995,1996 and1999), Hootie and the Blowfish, Sublime, Tom Petty, Steely Dan, Spyro Gyra, Pat Benatar, Jimmy Buffett, Frank Zappa, and others. He has won many awards, including Independent Label of the Year (twice, for a different record company, Core Entertainment, 1993, Independent Rock Label of the Year; and Bermuda Dunes, 1989, Independent Country Label of the Year).

Michael J. Mills, 35, has operated his own law firm since 1996. The Law offices of Michael J. Mills firm encompass the multiple disciplines of Corporate/Business and Sports & Entertainment law. Mr. Mills graduated from the University of Memphis School of Law and is admitted to the Bar of Tennessee and Georgia and is a licensed architect who graduated from the University of Tennessee at Knoxville, College of Architecture and Planning.

John Furlow Jr., 47, Vice President and General Manager, attended the University of Tennessee at Knoxville where he was involved with Knoxville's Community Access Television. Mr. Furlow also holds active life, health, Series 6 and 63 variable securities licenses.

Doug Lexa, 55, Director of International Distribution and operations, was a founder of Rykodisc, one of the industry's most successful independent labels, where he was involved with David Bowie, Frank Zappa and Elvis Costello. He also worked with A&M records, with Music Scene Inc. a leading label distributor of albums in Japan, and was a founder of a leading jazz record company, Heads-Up International. Since 1990 Mr. Lexa has been the sole proprietor of La Fon, Inc., a music and entertainment exporting company. From 1966-1968, he attended Sophia University, Tokyo, Japan; University of Maryland Extension, Tokyo, Japan. Previously, he attended Dade County Community College, Miami, Florida; Marin County Community College, San Rafael, California; and UCLA Extension, Westwood, California

Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid its executive officers and directors any remuneration since inception. The Company anticipates entering into employment and consulting contracts with key members of its management team.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 9 above lists the ownership of the Company's common stock by all its directors. The address for all directors is: 4985 Algonquin Trail, Antioch, Tennessee 37013. The Company knows of one additional beneficial owner of 5% or more of its common stock, Danilo Cacciamatta, 2600 Michelson Drive, Suite 490, Irvine, California 92612, who owns 656,860 shares of common stock, or 21.23% of the outstanding common shares. Effective March 31, 2003, the Company retained Mr. Cacciamatta's consulting services through March 31, 3004, in exchange for 556,860 shares of newly issued common stock valued at $2,784. This consulting agreement includes an anti-dilutive provision effective through March 31, 2004, whereby Mr. Cacciamatta's percentage ownership of the Company's outstanding shares is increased to 21% of the outstanding common stock following all stock issuances by the Company for other than cash or for less than $1 cash per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          3.1     Certificate of Incorporation of the Company (1)
          3.2     Bylaws of the Company (1)
          4.1     Specimen of Common Stock Certificate (1)
          10.1    [Form of] Indemnity Agreement. (1)

----------------
(1) Previously included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on February 15, 2000.

         (b)      Reports on Form 8-K

         Form 8-K filed with the SEC on October 2, 2002 to report a change in control.

ITEM 14. CONTROLS AND PROCEDURES.

Based on his evaluation of MAC's disclosure controls and procedures conducted within 90 days of the date of filing of this report on Form 10-KSB, MAC's chief executive officer and acting chief financial officer has concluded that MAC's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in MAC's internal controls or in other factors That could significantly affect these controls subsequent to the date of his evaluation.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEELICK ACQUISITION CORP.

Dated: April 15, 2003                       By:/S/KEITH DRESSEL
                                            -------------------
                                            Keith Dressel,
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                              Date
---------                  -----                              ----

/s/Keith Dressel           Chief Executive Officer and        April 15, 2003
----------------           Acting Chief Financial Officer
Keith Dressel

/s/Doug Lexa               Director                           April 15, 2003
------------
Doug Lexa

/s/Michael Mills           Director                           April 15, 2003
----------------
Michael Mills

/s/John Furlow Jr.         Director                           April 15, 2003
------------------
John Furlow Jr.

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

I, Keith Dressel, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Meelick
         Acquisition Corp.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                             /s/KEITH DRESSEL
                                                 Keith Dressel
                                                 Chief Executive Officer and
                                                 Acting Chief Financial Officer


In connection with the Annual Report of Meelick Acquisition Corp.(the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Dressel, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003                           /s/KEITH DRESSEL
                                               Keith Dressel
                                               Chief Executive Officer and
                                               Acting Chief Financial Officer