Form 10QSB
period 2003-03-31
MEELICK ACQUISITION CORP
filed 2003-05-15
CIK 1106647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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

                      4985 Algonquin Trail, Antioch, Tennessee 37013
                      ----------------------------------------------
                         (Address or principal executive offices)

                                  (336) 357-3262
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2003, the Company had 3,093,660 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

MEELICK ACQUISITION CORP.

INDEX
Page
----
PART 1    Financial Information

     Item 1    Financial Statements (Unaudited)

     Condensed Balance Sheet at March 31, 2003                                 3

     Condensed Statement of Operations for the Quarter Ended March 31, 2003    4

     Condensed Statement of Cash Flows for the Quarter Ended March 31, 2003    5

     Notes to Condensed Financial Statements                                   6

     Item 2    Management's Discussion and Analysis or Plan of Operation       7

     Item 3    Controls and Procedures                                         7

PART II   Other Information

     Item 1    Legal Proceedings                                               7

     Item 2    Changes in Securities and Use of Proceeds                       7

     Item 3    Defaults Upon Senior Securities                                 7

     Item 4    Submission of Matters to a Vote of Security Holders             7

     Item 5    Other Information                                               7

     Item 6    Exhibits and Reports on Form 8-K                                7

     Signatures                                                                7

     Certifications                                                            8

PART I    FINANCIAL STATEMENTS

                            MEELICK ACQUISITION CORP.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2003

                                     ASSETS

Current assets
   Cash                                                            $         31
                                                                   -------------
Total current assets                                                         31

Equipment, net                                                              900
                                                                   -------------
                                                                   $        931
                                                                   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                $      7,051
                                                                   -------------
          Total liabilities                                               7,051
                                                                   -------------

Shareholders' equity

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                              --
   Common stock, 20,000,000 shares authorized,
   $.001 par value, 3,093,660 shares issued and outstanding               3,094
   Additional paid in capital                                            18,890
   Deficit accumulated during the development stage                     (28,104)
                                                                   -------------
Net shareholders' equity                                                 (6,120)
                                                                   -------------

                                                                   $        931
                                                                   =============

                       See notes to financial statements


                                  MEELICK ACQUISITION CORP.
                                (A Development Stage Company)
                              Condensed Statements of Operations
                                         (Unaudited)

                                                                                Cumulative
                                                         Three months          from inception
                                                        ended March 31,     (September 25, 2002)
                                                  ---------------------------   to March 31,
                                                     2003           2002            2003
                                                  ------------  -------------  -------------
Costs and expenses

  General and administrative                      $     9,893   $         --   $     28,104
                                                  ------------  -------------  -------------

  Operating loss                                        9,893             --         28,104

  Income tax benefit                                       --             --             --
                                                  ------------  -------------  -------------

Net loss                                          $   (9,893)   $         --   $    (28,104)
                                                  ============  =============  =============

Basic and diluted net loss per common share                 --             --
                                                  =============  =============

Basic and diluted weighted average
 number of common shares outstanding                 2,537,000             --
                                                  =============  =============


                              See notes to financial statements

                            MEELICK ACQUISITION CORP.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 Cumulative
                                                         Three months          from inception
                                                        ended March 31,     (September 25, 2002)
                                                   ---------------------------   to March 31,
                                                      2003           2002            2003
                                                   ------------   ------------   ------------
Cash flows from operating activities

  Net loss                                         $    (9,893)            --   $    (28,104)
  Adjustments to reconcile net loss to net cash
    used by operating activities
    Issuance of stock for services                       2,784             --         12,784
    Depreciation                                            50             --            100
    Increase in accounts payable                         7,051             --          7,051
                                                   ------------   ------------   ------------
   Net cash used by operating activities                    (8)            --         (8,169)
                                                   ------------   ------------   ------------

Cash flows from investing activities                        --                            --
  Purchase of equipment                                     --             --         (1,000)
                                                   ------------   ------------   ------------
   Net cash used in investing activities                    --             --         (1,000)
                                                   ------------   ------------   ------------
Cash flows from financing activities
  Issuance of common stock                                  --             --          9,200
                                                   ------------   ------------   ------------
   Net cash provided by financing activities                --             --          9,200
                                                   ------------   ------------   ------------

Net increase (decrease) in cash                             (8)            --             31

Cash, beginning of period                                   39             --             --
                                                   ------------   ------------   ------------

Cash, end of period                                $        31    $        --    $        31
                                                   ============   ============   ============


                              See notes to financial statements

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Meelick Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 2002.

NOTE B - BACKGROUND AND DESCRIPTION OF BUSINESS
-----------------------------------------------

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

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has incurred general and administrative expenses of $9,893 during the quarter ended March 31, 2003 and $28,104 since its inception on September 25, 2002. As of March 31, 2003 the Company had no significant assets or liabilities. The Company's plan of operation over the next 12 months is to finalize its business plan and to attempt to raise the capital necessary to implement it.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

ITEM 3 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Executive officers Concluded that our disclosure controls and procedures are effective in timely Alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        MEELICK ACQUISITION CORP.

                                        By: /s/ Keith Dressel
                                            ------------------------
                                            Keith Dressel
                                            Chief Executive Officer
Dated: April 30, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Keith Dressel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Meelick Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30 2003                       /s/ KEITH DRESSEL
                                          -----------------------
                                          Keith Dressel
                                          Chief Executive Officer

In connection with the Quarterly Report of Meelick Acquisition Corp.(the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Dressel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30, 2003                           /s/ KEITH DRESSEL
                                               -------------------------
                                               Keith Dressel
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John J. Furlow, Jr., certify that:

2. I have reviewed this quarterly report on Form 10-QSB of Meelick Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30 2003                        /s/ JOHN J. FURLOW, Jr.
                                           ------------------------------
                                           John J. Furlow, Jr.
                                           Chief Financial Officer

In connection with the Quarterly Report of Meelick Acquisition Corp.(the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John J. Furlow, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30 2003                        /s/ JOHN J. FURLOW, Jr.
                                           ------------------------------
                                           John J. Furlow, Jr.
                                           Chief Financial Officer