Form 10QSB
period 2003-06-30
MEELICK ACQUISITION CORP
filed 2003-08-18
CIK 1106647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


Commission File Number 0-29527


                            MEELICK ACQUISITION CORP.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               33-0889201
          --------                                               ----------
  State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                 4985 Algonquin Trail, Antioch, Tennessee 37013
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (336) 357-3262
                                 --------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes [X]  No [ ]

As of August 15, 2003, the Company had 3,127,660 shares of its $.001 par value common stock issued and outstanding.

                                      INDEX

PART I FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements

        Condensed Balance Sheet at June 30, 2003 (unaudited)                 3

        Condensed Statements of Operations for the Three and Six Months Ended
              June 30, 2003 and June 30, 2002 (unaudited) 4

        Condensed Statements of Cash Flows for the Six Months Ended June 30,
              2003 and June 30, 2002 (unaudited) 5

        Notes to Unaudited Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis or Plan of Operation            7

Item 3  Controls and Procedures                                              7


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    7

Item 2. Changes in Securities                                                7

Item 3. Defaults Upon Senior Securities                                      7

Item 4. Submission of Matters to a Vote of Security Holders                  7

Item 5. Other Information                                                    7

Item 6. Exhibits and Reports on Form 8-K                                     7

Signatures                                                                   7

Certifications                                                               8

                              MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2003



                                     ASSETS

Equipment, net                                                        $  12,637
                                                                      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                                                      $   4,332
                                                                      ----------
TOTAL LIABILITIES                                                         4,332
                                                                      ----------

Commitments and contingencies                                                 -

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                               -
   Common stock, 20,000,000 shares authorized,
   $.001 par value, 3,127,660 shares issued and outstanding               3,128
   Additional paid in capital                                            36,356
   Deficit accumulated during the development stage                     (31,179)
                                                                      ----------
TOTAL SHAREHOLDERS' EQUITY                                                8,305
                                                                      ----------
                                                                      $   12,637
                                                                      ==========


                        See notes to financial statements


                                        MEELICK ACQUISITION CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                    THREE MONTHS                 SIX MONTHS               CUMULATIVE
                                   ENDED JUNE 30,               ENDED JUNE 30,          FROM INCEPTION
                                -----------------------      -----------------------  (SEPTEMBER 25, 2002)
                                   2003         2002           2003         2002        TO JUNE 30, 2003
                                ----------   ----------      -----------  ----------    ----------------
COSTS AND EXPENSES:

  General and administrative    $   3,705      $  -          $   12,968   $  -            $  31,179
                                ----------     --------      -----------  --------        ----------

NET LOSS                        $  (3,705)     $  -          $  (12,968)  $  -            $ (31,179)
                                ==========     ========      ===========  ========        ==========


BASIC AND DILUTED NET
  LOSS PER COMMON SHARE         $     -        $  -          $    (0.01)  $  -
                                ==========     ========      ===========  =======

BASIC AND DILUTED
  WEIGHTED AVERAGE
  SHARES OUTSTANDING            3,119,000         -           2,328,000      -
                                ==========     ========      ===========  =======

                                    See notes to financial statements


                                           MEELICK ACQUISITION CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED CONCENSED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE
                                                                 SIX MONTHS            FROM INCEPTION
                                                                ENDED JUNE 30,       (SEPTEMBER 25, 2002)
                                                         --------------------------       TO JUNE 30,
                                                              2003          2002             2003
                                                         -------------  -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $    (12,968)    $    -       $   (31,179)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Issuance of stock for services                              2,784          -            12,784
    Increase in accounts payable                                4,332          -             4,332
    Depreciation                                                  150          -               200
                                                         -------------  -------------  ------------
    Net cash used by operating activities                      (5,702)         -           (13,863)
                                                         -------------  -------------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                                     (11,837)         -           (12,837)
                                                          ------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     17,500          -            26,700
                                                         -------------  -------------  ------------

Net (decrease) in cash                                            (39)         -                -

CASH, BEGINNING OF PERIOD                                          39          -                -
                                                         -------------  -------------  ------------

CASH, END OF PERIOD                                      $         -    $      -       $        -
                                                         =============  =============  ============

                                    See notes to financial statements

                              MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Meelick Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

NOTE B - BACKGROUND AND NATURE OF BUSINESS

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

ITEM 2 - PLAN OF OPERATION

      The Company has incurred general and administrative expenses of $3,705 during the quarter ended June 30, 2003, $12,968 during the first six months of 2003, and $31,179 since its inception on September 25, 2002. The Company's plan of operation over the next 12 months is to finalize its business plan and to attempt to raise the capital necessary to implement it.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Based on his evaluation of MAC's disclosure controls and procedures conducted within 90 days of the date of filing of this report on Form 10-QSB, MAC's chief executive officer and acting chief financial officer has concluded that MAC's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in MAC's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                            PART II OTHER INFORMATION

      Item 1.     Legal Proceedings
                  There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.
      Item 2.     Changes in Securities
                  During the quarter ended June 30, 2003, the Company sold 34,000 shares of its common stock for net proceeds of $17,500 in a private placement.
      Item 3.     Defaults Upon Senior Securities
                  None.
      Item 4. Submission of Matters to a Vote of Security Holders No matters were submitted to the security holders for a vote.
      Item 5.     Other Information
                  There is no other information deemed material by management for disclosure herein.
      Item 6.     Exhibits and Reports on Form 8-K
                  Inapplicable




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MEELICK ACQUISITION CORP.

                                                      By: /S/ Keith Dressel
                                                      ---------------------
                                                      Keith Dressel
                                                      Chief Executive Officer
Dated: August 18, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

I, Keith Dressel, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Meelick Acquisition Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and has:
       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
       b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 18, 2003                       By: /S/ Keith Dressel
                                                -----------------
                                                Keith Dressel
                                                Chief Executive Officer
                                                Acting Chief Financial Officer


In connection with the Report of Meelick Acquisition Corp. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Dressel, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 18, 2003                       By: /S/ Keith Dressel
                                                -----------------
                                                Keith Dressel
                                                Chief Executive Officer
                                                Acting Chief Financial Officer