Form 10QSB
period 2003-09-30
MEELICK ACQUISITION CORP
filed 2003-11-17
CIK 1106647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003


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

                                    Yes [X] No [ ]

As of November 17, 2003, the Company had 3,127,660 shares of its $.001 par value common stock issued and outstanding.

                                      INDEX

PART I FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements

        Condensed Balance Sheet at September 30, 2003 (unaudited)            3

        Condensed Statements of Operations for the Three and Nine Months
              Ended September 30, 2003 and 2002 (unaudited)                  4

        Condensed Statements of Cash Flows for the Nine Months
              Ended September 30, 2003 and 2002 (unaudited)                  5

        Notes to Unaudited Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis or Plan of Operation            7

Item 3  Controls and Procedures                                              7


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    7

Item 2. Changes in Securities                                                7

Item 3. Defaults Upon Senior Securities                                      7

Item 4. Submission of Matters to a Vote of Security Holders                  7

Item 5. Other Information                                                    7

Item 6. Exhibits and Reports on Form 8-K                                     7

Signatures                                                                   7

Certifications                                                               8

                              MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003



                                     ASSETS

Current assets

Cash                                                                  $      36
                                                                      ---------
                                                                             36
Equipment, net of accumulated depreciation of $842                       11,995
                                                                      ---------
                                                                      $  12,031
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                                                      $   4,863
                                                                      ---------

Commitments and contingencies                                                 -

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                               -
   Common stock, 20,000,000 shares authorized,
   $.001 par value, 3,127,660 shares issued and outstanding               3,128
   Additional paid in capital                                            36,356
   Deficit accumulated during the development stage                     (32,316)
                                                                      ----------
TOTAL SHAREHOLDERS' EQUITY                                                7,168
                                                                      ----------
                                                                      $  12,031
                                                                      ==========



                        See notes to financial statements


                                        MEELICK ACQUISITION CORP.
                                      (A DEVELOPMENT STAGE COMPANY)
                              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                     THREE MONTHS                  NINE MONTHS            CUMULATIVE
                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,      FROM INCEPTION
                                -----------------------      -----------------------  (SEPTEMBER 25, 2002)
                                   2003         2002           2003         2002      TO SEPTEMBER 30, 2003
                                ----------   ----------      -----------  ----------    ----------------
COSTS AND EXPENSES:

  General and administrative    $   1,137      $    --       $   14,105   $    --          $  32,316
                                ----------     --------      -----------  --------         ---------

NET LOSS                        $  (1,137)     $    --       $  (14,105)  $    --          $(32,316)
                                ==========     ========      ===========  ========         =========


BASIC AND DILUTED NET
  LOSS PER COMMON SHARE         $      --      $    --       $       --   $   --
                                ==========     ========      ===========  =======

BASIC AND DILUTED
  WEIGHTED AVERAGE
  SHARES OUTSTANDING             3,127,660          --        2,927,758       --
                                ==========     ========      ===========  =======



                                    See notes to financial statements


                                      MEELICK ACQUISITION CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE
                                                                 NINE MONTHS           FROM INCEPTION
                                                                ENDED JUNE 30,       (SEPTEMBER 25, 2002)
                                                         --------------------------    TO SEPTEMBER 30,
                                                              2003          2002             2003
                                                         -------------  -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $    (14,105)    $    -       $   (32,316)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Issuance of stock for services                              2,784          -            12,784
    Increase in accounts payable                                4,863          -             4,863
    Depreciation                                                  792          -               842
                                                         -------------  -------------  ------------
    Net cash used by operating activities                      (5,666)         -           (13,827)
                                                         -------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                                     (11,837)         -           (12,837)
                                                          ------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                   17,500          -            26,700
                                                         -------------  -------------  ------------

Net (decrease) in cash                                             (3)         -                36

CASH, BEGINNING OF PERIOD                                          39          -                -
                                                         -------------  -------------  ------------

CASH, END OF PERIOD                                      $         36    $     -       $        36
                                                         =============  =============  ============

Supplemental cash flow information

Cash paid for interest and income taxes                  $      -        $      -      $     -
                                                         =============  =============  ============




                                  See notes to financial statements

                            MEELICK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Meelick Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

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

ITEM 2 - PLAN OF OPERATION

      The Company has incurred general and administrative expenses of $1,137 during the quarter ended September 30, 2003, $14,105 during the first nine months of 2003, and $32,316 since its inception on September 25, 2002. The Company's plan of operation over the next 12 months is to finalize its business plan and to attempt to raise the capital necessary to implement it.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Based on his evaluation of MAC's disclosure controls and procedures conducted within 90 days of the date of filing of this report on Form 10-QSB, MAC's chief executive officer and chief financial officer has concluded that MAC's disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in MAC's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                            PART II OTHER INFORMATION

      Item 1.     Legal Proceedings
                  None
      Item 2.     Changes in Securities
                  None
      Item 3.     Defaults Upon Senior Securities
                  None
      Item 4.     Submission of Matters to a Vote of Security Holders
                  None
      Item 5.     Other Information
                  None
      Item 6.     Exhibits and Reports on Form 8-K
                  Exhibits 31 and 32 - Certifications




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEELICK ACQUISITION CORP.

                                                By: /s/ Keith Dressel
                                                    ----------------------------
                                                    Keith Dressel
                                                    Chief Executive Officer
Dated: November 17, 2003